Form 10QSB
period 2007-03-31
WENTWORTH V INC
filed 2007-05-01
CIK 1372977

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐ TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,000,000 shares of common stock, par value $0.001 per share, outstanding as of April 27, 2007.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

WENTWORTH V, INC.

- INDEX -

Page
PART I - FINANCIAL INFORMATION:

Item 1. Condensed Financial Statements	F-1

Condensed Balance Sheets as of March 31, 2007 (unaudited) and
December 31, 2006	F-2

Condensed Statements of Operations for the Three Months Ended
March 31, 2007 (unaudited) and for the Cumulative Period from
June 19, 2006 (Inception) to March 31, 2007 (unaudited)	F-3

Condensed Statement of Changes in Stockholders’ Equity (Deficit)
for the Cumulative Period from June 19, 2006 (Inception) to
March 31, 2007 (unaudited)	F-4

Condensed Statements of Cash Flows for the Three Months Ended
March 31, 2007 (unaudited) and for the Cumulative Period from
June 19, 2006 (Inception) to March 31, 2007 (unaudited)	F-5

Notes to Condensed Financial Statements (unaudited)	F-6

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations	1

Item 3. Controls and Procedures	2

PART II - OTHER INFORMATION:

Item 1. Legal Proceedings	2

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	3

Item 3. Defaults Upon Senior Securities	3

Item 4. Submission of Matters to a Vote of Security Holders	3

Item 5. Other Information	3

Item 6. Exhibits	3

Signatures	4

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

Wentworth V, Inc.
(A Development Stage Company)
Condensed Balance Sheets

	March 31,	December 31,
	2007	2006
	(Unaudited)

Assets

Current assets
Cash and cash equivalents	$11,158	$11,451

Total current assets	11,158	11,451

Total assets	$11,158	$11,451

Liabilities and Stockholders' Equity (Deficit)

Current liabilities
Accounts payable	$589	$-
Accrued expenses	13,250	2,168

Total current liabilities	13,839	2,168

Stockholders' Equity (Deficit)
Preferred stock, $0.001 par value; 5,000,000 shares
authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares
authorized; 1,000,000 shares issued and outstanding	1,000	1,000
Additional paid-in capital	49,000	49,000
(Deficit) accumulated during the development stage	(52,681)	(40,717)

Total stockholders' equity (deficit)	(2,681)	9,283

Total liabilities and stockholders' equity (deficit)	$11,158	$11,451

The accompanying notes are an integral part of these condensed financial statements.

Wentworth V, Inc.
(A Development Stage Company)
Condensed Statements of Operations

	Three Months Ended	Cumulative Period From June 19, 2006 (Inception) to
	March 31, 2007	March 31, 2007
	(Unaudited)	(Unaudited)

Revenue	$-	$-

Operating expenses
General and administrative	11,964	52,681

Total operating expenses	11,964	52,681

(Loss) from operations	(11,964)	(52,681)

Other income (expense)	-	-

Net (loss)	$(11,964)	$(52,681)

Net (loss) per share - basic and diluted	$(.01)

Weighted average number of shares of
outstanding - basic and diluted	1,000,000

The accompanying notes are an integral part of these condensed financial statements.

Wentworth V, Inc.
(A Development Stage Company)
Condensed Statement of Changes in Stockholders’ Equity (Deficit)
For the Cumulative Period from June 19, 2006 (Inception) to March 31, 2007
(Unaudited)

	Common Stock		Additional Paid-In	Deficit Accumulated during the Development	Total Stockholders'
	Shares	Amount	Capital	Stage	Deficit
Balances at June 19, 2006 (Inception)	-	$-	$-	$-	$-

Issuance of common stock on June 19, 2006
at $0.05 per share	1,000,000	1,000	49,000	-	50,000
Net (loss)	-	-	-	(40,717)	(40,717)

Balances at December 31, 2006	1,000,000	$1,000	$49,000	$(40,717)	$9,283

Net (loss)	-	-	-	(11,964)	(11,964)

Balances at March 31, 2007	1,000,000	$1,000	$49,000	$(52,681)	$(2,681)

The accompanying notes are an integral part of these condensed financial statements.

Wentworth V, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows

	Three Months Ended March 31, 2007 (Unaudited)	Cumulative Period From June 19, 2006 (Inception) to March 31, 2007 (Unaudited)

Cash Flows From Operating Activities
Net (loss)	$(11,964)	$(52,681)
Adjustments to reconcile net (loss) to net
cash (used in) operating activities:
Changes in operating assets and liabilities:
Accounts payable	589	589
Accrued expenses	11,082	13,250

Net cash (used in) operating activities	(293)	(38,842)

Cash Flows From Financing Activities
Proceeds from sale of common stock	-	50,000

Net cash provided by financing
activities	-	50,000

Net increase (decrease) in cash	(293)	11,158

Cash and cash equivalents, beginning
of period	11,451	-

Cash and cash equivalents, end of period	$11,158	$11,158

The accompanying notes are an integral part of these condensed financial statements.

Wentworth V, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements

1.	Basis of Presentation and Organization

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

These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's financial statements for The Cumulative Period From June 19, 2006 (Inception) to December 31, 2006. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

The Company recommends that the accompanying condensed financial statements for the interim period be read in conjunction with the Company's financial statements for The Cumulative Period From June 19, 2006 (Inception) to December 31, 2006 included in the Company’s Annual Report on Form 10-KSB as filed on or about March 28, 2007.

Organization and Business

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

Wentworth V, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements

Fair Value of Financial Instruments

The Company's financial instruments include accounts payable and accrued expenses. The carrying amounts of financial instruments approximate fair value due to their short maturities.

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

Comprehensive Loss

Comprehensive loss is defined as all changes in stockholders’ equity, exclusive of transactions with owners, such as capital investments. Comprehensive loss includes net loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. For the Cumulative Period From Inception (June 19, 2006) to March 31, 2007, the Company’s comprehensive loss was the same as its net loss.

Stock-Based Compensation

Effective upon its inception on June 19, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS No. 123(R)”). Since its inception, the Company has not granted any stock-based compensation awards to its employees and as a result, the adoption of SFAS 123(R) has not had an impact on the Company’s financial position or results of operations. There were no stock-based awards issued during the Cumulative Period From Inception (June 19, 2006) to March 31, 2007.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”).  The purpose of SFAS 157 is to provide users of financial statements with better information about the extent to which fair value is used to measure recognized assets and liabilities, the inputs used to develop the measurements, and the effect of certain of the measurements on earnings for the period. SFAS No. 157 also provides guidance on the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. This changes the definition of fair value to be the price that would be received to sell an asset or paid to transfer a liability, an exit price, as opposed to the price that would be paid to  acquire the asset or received to assume the liability, an entry price.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods with those fiscal years (e.g., January 1, 2008, for calendar year-end entities).

Wentworth V, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements

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

3.	Stockholders’ Equity (Deficit)

Pursuant to its certificate of incorporation, the Company is authorized to issue up to 100,000,000 shares of common stock and 5,000,000 shares of preferred stock, each with a par value of $0.001 per share. At March 31, 2007, there were 1,000,000 shares of common stock outstanding and no shares of preferred stock issued or outstanding.

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

On January 1, 2007, the Company and Vero entered into an agreement whereby Vero will provide to the Company a broad range of managerial and administrative services for a fixed fee of $1,000 per month, for an initial period of twelve months. At the end of the initial twelve month term, the agreement will continue to remain in effect until terminated in writing by either party. For the three months ending March 31, 2007, the Company recorded $3,000 of managerial and administrative expenses associated with this agreement which are included as a component of general and administrative expenses in the accompanying condensed statement of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Wentworth V, Inc. (the “Company”) was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

Results of Operations

For the three months ending March 31, 2007, the Company had no activities that produced revenues from operations.

For the three months ending March 31, 2007, the Company had a net loss of $(11,964), comprised of (a) legal, accounting, audit and other professional service fees of $(8,964) incurred in relation to the filing of the Company’s Annual Report on Form 10-KSB in March of 2007 and (b) management fees of $(3,000) incurred in relation to a broad range of managerial and administrative services provided by Vero Management, LLC.

Liquidity and Capital Resources

As of March 31, 2007, the Company had assets equal to $11,158, comprised exclusively of cash. The Company’s current liabilities as of March 31, 2007 totaled $13,839, comprised exclusively of accounts payable and accrued expenses.

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

For the Cumulative Period from June 19, 2006 (Inception) to March 31, 2007

Operating activities	$(38,842)
Investing activities	-
Financing activities	$50,000

Net effect on cash	$11,158

The Company has nominal assets and has generated no revenues since inception. The Company is also dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

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

1

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

Since we filed our Registration Statement on Form 10-SB, Kevin R. Keating, our sole officer and director, has had limited contact or discussions with any representative of any other entity regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

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

Item 3. Controls and Procedures.

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (the “SEC”) rules and forms. There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings. To the best knowledge of the officers and directors, the Company is not a party to any legal proceeding or litigation.

2

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. None.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders. None.

Item 5. Other Information.

As stated on the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2007, on April 2, 2007, the Company dismissed Raich Ende Malter & Co. LLP as its independent registered public accounting firm. On April 4, 2007, the Company engaged Gordon, Hughes & Banks, LLP as its new independent registered public accounting firm.

On January 1, 2007, the Company and Vero Management, LLC (“Vero”) entered into an agreement whereby Vero will provide to the Company a broad range of managerial and administrative services for a fixed monthly fee equal to $1,000 (the “Agreement”). The term of the Agreement is 12 months and may be terminated upon written notice by either party at any time. At the end of the initial 12 month term, the Agreement shall continue to remain in effect until terminated in writing by either party. Our sole officer and director, Kevin R. Keating, is also the manager of Vero. A copy of the Agreement is attached hereto as Exhibit 10.1.

Item 6. Exhibits.

Exhibit	Description

*3.1	Certificate of Incorporation

*3.2	By-laws

10.1	Agreement by and between the Company and Vero Management, LLC, dated January 1, 2007

**16.1	Letter from Raich Ende Malter & Co. LLP regarding its dismissal as the Company’s independent registered public accountant

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

*	Filed as an exhibit to the Company's registration statement on Form 10-SB, as filed with the Securities and Exchange Commission on August 17, 2006, and incorporated herein by this reference.

**	Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on April 6, 2007, and incorporated herein by this reference.

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.

WENTWORTH V, INC.

Date: April 27, 2007	By:	/s/ Kevin R. Keating
Name: Kevin R. Keating Title: President

4