Form 10-Q
period 2008-06-30
WENTWORTH V INC
filed 2008-07-31
CIK 1372977

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,312,000 shares of common stock, par value $.001 per share, outstanding as of July 31, 2008.

WENTWORTH V, INC.

- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:	1

	Balance Sheets as of June 30, 2008 (unaudited) and December 31, 2007	2

	Statements of Operations for the Three and Six Months Ended June 30, 2008 and 2007 (unaudited) and for the Cumulative Period from June 19, 2006 (Inception) to June 30, 2008 (unaudited)	3

	Statement of Changes in Stockholders’ Equity (Deficit) for the Cumulative Period from June 19, 2006 (Inception) to June 30, 2008 (unaudited)	4

	Statements of Cash Flows for the Six Months Ended June 30, 2008 and 2007 (unaudited) and for the Cumulative Period from June 19, 2006 (Inception) to June 30, 2008 (unaudited)	5

	Notes to Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4T.	Controls and Procedures	15

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	16

Item 1A.	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Submission of Matters to a Vote of Security Holders	16

Item 5.	Other Information	16

Item 6.	Exhibits	16

Signatures		17

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

Wentworth V, Inc.
(A Development Stage Company)
Balance Sheets

	June 30,	December 31,
	2008	2007
	(Unaudited)

Assets

Current assets
Cash and cash equivalents	$18,577	$4,387

Total current assets	18,577	4,387

Total assets	$18,577	$4,387

Liabilities and Stockholders' Equity (Deficit)

Current liabilities
Accrued expenses	$11,375	$16,765
Note payable and accrued interest due to related party	-	17,903

Total current liabilities	11,375	34,668

Stockholders' equity (deficit)
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 1,312,000 and 1,000,000 shares issued and outstanding, respectively	1,312	1,000
Additional paid-in capital	113,463	49,000
(Deficit) accumulated during the development stage	(107,573)	(80,281)

Total stockholders' equity (deficit)	7,202	(30,281)

Total liabilities and stockholders' equity (deficit)	$18,577	$4,387

The accompanying notes are an integral part of these financial statements.

Wentworth V, Inc.
(A Development Stage Company)
Statements of Operations

					Cumulative
					Period From
	Three Months Ended		Six Months Ended		June 19, 2006
	June 30,		June 30,		(Inception) To
	2008	2007	2008	2007	June 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$-	$-	$-	$-	$-

Operating expenses
General and administrative	8,013	11,167	27,169	23,131	107,047

Total operating expenses	8,013	11,167	27,169	23,131	107,047

Loss from operations	(8,013)	(11,167)	(27,169)	(23,131)	(107,047)

Other income (expense)
Interest expense	-	-	(123)	-	(526)

Net (loss)	$(8,013)	$(11,167)	$(27,292)	$(23,131)	$(107,573)

Net (loss) per share - basic and diluted	$(.01)	$(.01)	$(.02)	$(.02)

Weighted average number of shares of outstanding - basic and diluted	1,312,000	1,000,000	1,234,857	1,000,000

The accompanying notes are an integral part of these financial statements.

Wentworth V, Inc.
(A Development Stage Company)
Statement of Changes in Stockholders’ Equity (Deficit)
For the Cumulative Period From June 19, 2006 (Inception) to June 30, 2008
(Unaudited)

				Deficit
				Accumulated
			Additional	during the	Total
	Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity/(Deficit)

Balances at June 19, 2006 (Inception)	-	$-	$-	$-	$-

Issuance of common stock on June 19, 2006 at $0.05 per share	1,000,000	1,000	49,000	-	50,000
Net (loss)	-	-	-	(40,717)	(40,717)

Balances at December 31, 2006	1,000,000	1,000	49,000	(40,717)	9,283

Issuance of common stock on June 27, 2007 at $0.05 per share	900,000	900	44,100	-	45,000
Repurchase and cancellation of common stock on June 27, 2007 at $0.05 per share	(900,000)	(900)	(44,100)	-	(45,000)
Net (loss)	-	-	-	(39,564)	(39,564)

Balances at December 31, 2007	1,000,000	1,000	49,000	(80,281)	(30,281)

Issuance of common stock on February 15, 2008 at $0.25 per share, net of issuance costs of $13,225	312,000	312	64,463	-	64,775
Net (loss)	-	-	-	(27,292)	(27,292)

Balances at June 30, 2008	1,312,000	$1,312	$113,463	$(107,573)	$7,202

The accompanying notes are an integral part of these financial statements.

Wentworth V, Inc.
(A Development Stage Company)
Statements of Cash Flows

			Cumulative Period
	Six Months Ended		From June 19, 2006
	June 30,		(Inception) to
	2008	2007	June 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)

Cash Flows From Operating Activities
Net (loss)	$(27,292)	$(23,131)	$(107,573)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Changes in operating assets and liabilities:
Accounts payable	-	7,860	-
Accrued expenses	(5,390)	11,957	11,375
Accrued interest due to related party	(403)	-	-

Net cash (used in) operating activities	(33,085)	(3,314)	(96,198)

Cash Flows From Financing Activities
Proceeds from issuance of notes payable to related party	-	-	17,500
Re-payment of notes payable to related party	(17,500)	-	(17,500)
Proceeds from issuance of common stock, net of issuance costs	64,775	45,000	159,775
Repurchase and cancellation of common stock	-	(45,000)	(45,000)

Net cash provided by financing activities	47,275	-	114,775

Net increase (decrease) in cash	14,190	(3,314)	18,577

Cash and cash equivalents, beginning of period	4,387	11,451	-

Cash and cash equivalents, end of period	$18,577	$8,137	$18,577

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$526	$-	$526

The accompanying notes are an integral part of these financial statements.

Wentworth V, Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2008

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

These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's financial statements for the cumulative period From June 19, 2006 (Inception) to December 31, 2007. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

Going Concern
Since its inception, the Company has generated no revenues and has incurred a net loss of $107,573. Since inception, the Company has been dependent upon the receipt of capital investment or other financing to fund its continuing activities. The Company has not identified any business combination and therefore, cannot ascertain with any degree of certainty the capital requirements for any particular transaction. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. These factors indicate substantial doubt that the Company will be able to continue as a going concern. The accompanying financial statements have been presented on the basis of the continuation of the Company as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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
June 30, 2008

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

Comprehensive Loss
Comprehensive loss is defined as all changes in stockholders’ equity, exclusive of transactions with owners, such as capital investments. Comprehensive loss includes net loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. For the Cumulative Period From Inception (June 19, 2006) to June 30, 2008, the Company’s comprehensive loss was the same as its net loss.

Stock-Based Compensation
Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), using the modified prospective application transition method. Under this transition approach, the fair value method is used to recognize compensation cost for the unvested portion of awards granted, modified, or settled in fiscal years beginning the effective date, which remain unvested, as well as for new awards. Since its inception, the Company has not granted any stock-based compensation awards to its employees. As there were no unvested stock-based awards outstanding as of January 1, 2006, the adoption of SFAS 123(R) did not have an impact on the Company’s financial position or results of operations. There were no stock-based awards issued during the Cumulative Period From Inception (June 19, 2006) to June 30, 2008.

Wentworth V, Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2008

Recently Issued Accounting Pronouncements
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS No. 133.” This Statement amends and expands the disclosure requirements by requiring qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of, and gains and losses on, derivative instruments, and disclosures about credit risk-related contingent features in derivative agreements. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

The adoption of this new Statement, when effective, is not expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

3.	Stockholders’ Equity

Pursuant to its certificate of incorporation, the Company is authorized to issue up to 100,000,000 shares of common stock and 5,000,000 shares of preferred stock, each with a par value of $0.001 per share. At June 30, 2008, there were 1,312,000 shares of common stock outstanding and no shares of preferred stock issued or outstanding.

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
June 30, 2008

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
June 30, 2008

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

For the three months ended June 30, 2008 and 2007, the Company recognized $0 of interest expense in relation to this outstanding related party note payable. For the six months ended June 30, 2008 and 2007, the Company recognized $123 and $0, respectively, of interest expense in relation to this outstanding related party note payable.

Management Agreement
For the period from June 19, 2006 (Inception) to December 31, 2006, Vero provided the Company with certain managerial and administrative support services at no charge. Such services were determined to be insignificant in 2006.

On January 1, 2007, the Company and Vero entered into an agreement whereby Vero will provide to the Company a broad range of managerial and administrative services for a fixed fee of $1,000 per month, for an initial period of twelve months. At the end of the initial twelve month term, the agreement will continue to remain in effect until terminated in writing by either party. For the three and six months ended June 30, 2008 and 2007, the Company recorded $3,000 and $6,000, respectively, of managerial and administrative expenses associated with this agreement which are included as a component of general and administrative expenses in the accompanying statements of operations.

5.	Income Taxes

The tax effects of temporary differences that give rise to significant portions of the Company’s net deferred tax assets at June 30, 2008 and December 31, 2007 are as follows:

Wentworth V, Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2008

	June 30,	December 31,
	2008	2007
	(Unaudited)
Assets
Capitalized start-up expenses	$16,136	$12,042
Gross deferred tax asset	16,136	12,042
Valuation allowance	(16,136)	(12,042)
Net deferred tax asset	$-	$-

A full valuation allowance has been recorded against the Company’s deferred tax asset because, based on the weight of available evidence, it is more likely than not that such benefits will not be realized.

The benefit from income taxes differs from the amount computed by applying the U.S. federal income tax rate of 15% to loss before income taxes for the cumulative period from June 19, 2006 (Inception) to June 30, 2008 and June 19, 2006 (Inception) to December 31, 2007 as follows:

	June 30,	December 31,
	2008	2007
	(Unaudited)

U.S. federal income tax benefit at statutory rate	$(16,136)	$(12,042)
Change in valuation allowance	16,136	12,042
Benefit from income taxes	$-	$-

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statement Notice

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) in regard to the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Wentworth V, Inc. (“we”, “us”, “our” or the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Description of Business

The Company was incorporated in the State of Delaware on June 19, 2006 and maintains its principal executive office at 190 Lakeview Way, Vero Beach, Florida 32963. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business. The Company filed a Registration Statement on Form 10-SB with the U.S. Securities and Exchange Commission (the “SEC”) on August 17, 2006, and since its effectiveness, the Company has focused its efforts to identify a possible business combination.

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

The Company currently does not engage in any business activities that provide cash flow. During the next twelve months we anticipate incurring costs related to:

(i) filing Exchange Act reports, and
(ii) investigating, analyzing and consummating an acquisition.

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors.

The Company may consider acquiring a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Since our Registration Statement on Form 10-SB went effective, our management has had contact and discussions with representatives of other entities regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

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

Liquidity and Capital Resources

As of June 30, 2008, the Company had assets equal to $18,577, comprised exclusively of cash and cash equivalents. This compares with assets of $4,387, comprised exclusively of cash and cash equivalents, as of December 31, 2007. The Company’s current liabilities as of June 30, 2008 totaled $11,375, comprised exclusively of accrued expenses. This compares to the Company’s current liabilities as of December 31, 2007 of $34,668, comprised exclusively of $16,765 of accrued expenses and $17,903 of notes payable and accrued interest due to related parties. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the six months ended June 30, 2008 and 2007 and for the cumulative period from June 19, 2006 (inception) to June 30, 2008:

	For the Six Months Ended June 30, 2008	For the Six Months Ended June 30, 2007	For the Cumulative Period from June 19, 2006 (Inception) to June 30, 2008
Net cash (used in) operating activities	$(33,085)	$(3,314)	$(96,198)
Net cash (used in) investing activities	$0	$0	$0
Net cash provided by financing activities	$47,275	$0	$114,775
Net increase (decrease) in cash	$14,190	$(3,314)	$18,577

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from June 19, 2006 (inception) to June 30, 2008. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern. The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ended June 30, 2008, the Company had a net loss of $8,013, comprised of (a) legal, accounting, audit and other professional service fees of $3,794 incurred in relation to the filing of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2008 in April of 2008, (b) management fees of $3,000 incurred in relation to a broad range of managerial and administrative services provided by Vero Management, LLC, (c) transfer agent fees of $750 and (d) miscellaneous expense of $469. This compares with a net loss of $11,167 for the three months ended June 30, 2007, comprised of (a) legal, accounting, audit and other professional service fees of $3,988 incurred in relation to the filing of the Company’s Quarterly Report on Form 10-QSB for the period ended March 31, 2007 in May of 2007, (b) legal and other professional service fees of $3,360 incurred in relation to the issuance and reacquisition of shares of the Company’s common stock in June of 2007, (c) management fees of $3,000 incurred in relation to a broad range of managerial and administrative services provided by Vero Management, LLC, and (d) other miscellaneous operating expenses of $819.

For the six months ended June 30, 2008, the Company had a net loss of $27,292, comprised of (a) legal, accounting, audit and other professional service fees of $19,050 incurred in relation to the Company’s private placement offering of its common stock, par value $0.001 per share (the “Common Stock”) that occurred in February of 2008, the filing of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007 in March of 2008 and Quarterly Report on Form 10-Q for the period ended March 31, 2008 in April of 2008, (b) management fees of $6,000 incurred in relation to a broad range of managerial and administrative services provided by Vero Management, LLC, (c) interest expense of $123, (d) transfer agent fees of $1,650 and (e) miscellaneous expense of $469. This compares with a net loss of $23,131 for the six months ended June 30, 2007, comprised of (a) legal, accounting, audit and other professional service fees of $12,952 incurred in relation to the filing of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006 in March of 2007 and Quarterly Report on Form 10-QSB for the period ended March 31, 2007 in May of 2007, (b) legal and other professional service fees of $3,360 incurred in relation to the issuance and reacquisition of shares of the Company’s common stock in June of 2007, (c) management fees of $6,000 incurred in relation to a broad range of managerial and administrative services provided by Vero Management, LLC, and (d) other miscellaneous operating expenses of $819.

For the cumulative period from June 19, 2006 (inception) to June 30, 2008, the Company had a net loss of $107,573, comprised of legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10-SB in August of 2006, the filing of the Company’s Quarterly Reports on Form 10-QSB and Form 10-Q, the filing of the Company’s Annual Reports on Form 10-KSB and the Company’s private placement offering of its Common Stock in February of 2008.

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

As of June 30, 2008, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2008 that have materially affected or are reasonably likely to materially affect our internal controls.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of our sole officer and director, the Company is not a party to any legal proceeding or litigation.

Item 1A. Risk Factors.

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

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed as an exhibit to the Company’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on August 17, 2006 and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 31, 2008	WENTWORTH V, INC.

	By:	/s/ Kevin R. Keating
Kevin R. Keating
President, Secretary and Director