Form 10-Q
period 2008-09-30
WENTWORTH V INC
filed 2008-10-30
CIK 1372977

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No.☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,312,000 shares of common stock, par value $.001 per share, outstanding as of October 30, 2008.

WENTWORTH V, INC.

- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:	1

	Balance Sheets as of September 30, 2008 (unaudited) and December 31, 2007	2

	Statements of Operations for the Three and Nine Months Ended September 30, 2008 and 2007 (unaudited) and for the Cumulative Period from June 19, 2006 (Inception) to September 30, 2008 (unaudited)	3

	Statement of Changes in Stockholders’ Equity (Deficit) for the Cumulative Period from June 19, 2006 (Inception) to September 30, 2008 (unaudited)	4

	Statements of Cash Flows for the Nine Months Ended September 30, 2008 and 2007 (unaudited) and for the Cumulative Period from June 19, 2006 (Inception) to September 30, 2008 (unaudited)	5

	Notes to Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4T.	Controls and Procedures	15

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	16

Item 1A.	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Submission of Matters to a Vote of Security Holders	16

Item 5.	Other Information	16

Item 6.	Exhibits	16

Signatures		17

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

Wentworth V, Inc.
(A Development Stage Company)
Balance Sheets

	September 30,	December 31,
	2008	2007
	(Unaudited)

Assets

Current assets
Cash and cash equivalents	$15,750	$4,387

Total current assets	15,750	4,387

Total assets	$15,750	$4,387

Liabilities and Stockholders' Equity (Deficit)

Current liabilities
Accrued expenses	$16,250	$16,765
Note payable and accrued interest due to related party	-	17,903

Total current liabilities	16,250	34,668

Stockholders' equity (deficit)
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 1,312,000 and 1,000,000 shares issued and outstanding, respectively	1,312	1,000
Additional paid-in capital	113,463	49,000
(Deficit) accumulated during the development stage	(115,275)	(80,281)

Total stockholders' equity (deficit)	(500)	(30,281)

Total liabilities and stockholders' equity (deficit)	$15,750	$4,387

The accompanying notes are an integral part of these financial statements.

Wentworth V, Inc.
(A Development Stage Company)
Statements of Operations

					Cumulative
					Period From
	Three Months Ended		Nine Months Ended		June 19, 2006
	September 30,		September 30,		(Inception) To
	2008	2007	2008	2007	September 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$-	$-	$-	$-	$-

Operating expenses
General and administrative	7,702	7,356	34,871	30,487	114,749

Total operating expenses	7,702	7,356	34,871	30,487	114,749

Loss from operations	(7,702)	(7,356)	(34,871)	(30,487)	(114,749)

Other income (expense)
Interest expense	-	(71)	(123)	(71)	(526)

Net (loss)	$(7,702)	$(7,427)	$(34,994)	$(30,558)	$(115,275)

Net (loss) per share - basic and diluted	$(.01)	$(.01)	$(.03)	$(.03)

Weighted average number of shares of outstanding - basic and diluted	1,312,000	1,000,000	1,260,759	1,000,000

The accompanying notes are an integral part of these financial statements.

Wentworth V, Inc.
(A Development Stage Company)
Statement of Changes in Stockholders’ Equity (Deficit)
For the Cumulative Period From June 19, 2006 (Inception) to September 30, 2008
(Unaudited)

				Deficit
				Accumulated
			Additional	during the	Total
	Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity/(Deficit)

Balances at June 19, 2006 (Inception)	-	$-	$-	$-	$-

Issuance of common stock on June 19, 2006 at $0.05 per share	1,000,000	1,000	49,000	-	50,000
Net (loss)	-	-	-	(40,717)	(40,717)

Balances at December 31, 2006	1,000,000	1,000	49,000	(40,717)	9,283

Issuance of common stock on June 27, 2007 at $0.05 per share	900,000	900	44,100	-	45,000
Repurchase and cancellation of common stock on June 27, 2007 at $0.05 per share	(900,000)	(900)	(44,100)	-	(45,000)
Net (loss)	-	-	-	(39,564)	(39,564)

Balances at December 31, 2007	1,000,000	1,000	49,000	(80,281)	(30,281)

Issuance of common stock on February 15, 2008 at $0.25 per share, net of issuance costs of $13,225	312,000	312	64,463	-	64,775
Net (loss)	-	-	-	(34,994)	(34,994)

Balances at September 30, 2008	1,312,000	$1,312	$113,463	$(115,275)	$(500)

The accompanying notes are an integral part of these financial statements.

Wentworth V, Inc.
(A Development Stage Company)
Statements of Cash Flows

			Cumulative Period
	Nine Months Ended		From June 19, 2006
	September 30,		(Inception) to
	2008	2007	September 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)

Cash Flows From Operating Activities
Net (loss)	$(34,994)	$(30,558)	$(115,275)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Changes in operating assets and liabilities:
Accrued expenses	(515)	16,832	16,250
Accrued interest due to related party	(403)	71	-

Net cash (used in) operating activities	(35,912)	(13,655)	(99,025)

Cash Flows From Financing Activities
Proceeds from issuance of notes payable to related party	-	7,500	17,500
Re-payment of notes payable to related party	(17,500)	-	(17,500)
Proceeds from issuance of common stock,net of issuance costs	64,775	45,000	159,775
Repurchase and cancellation of common stock	-	(45,000)	(45,000)

Net cash provided by financing activities	47,275	7,500	114,775

Net increase (decrease) in cash	11,363	(6,155)	15,750

Cash and cash equivalents, beginning of period	4,387	11,451	-

Cash and cash equivalents, end of period	$15,750	$5,296	$15,750

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$526	$-	$526

The accompanying notes are an integral part of these financial statements.

Wentworth V, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2008

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

These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's financial statements for the cumulative period From June 19, 2006 (Inception) to December 31, 2007. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

Going Concern
Since its inception, the Company has generated no revenues and has incurred a net loss of $115,275. Since inception, the Company has been dependent upon the receipt of capital investment or other financing to fund its continuing activities. The Company has not identified any business combination and therefore, cannot ascertain with any degree of certainty the capital requirements for any particular transaction. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. These factors indicate substantial doubt that the Company will be able to continue as a going concern. The accompanying financial statements have been presented on the basis of the continuation of the Company as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Wentworth V, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2008

Income Taxes
The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires the recognition of deferred tax liabilities and assets at currently enacted tax rates for the expected future tax consequences of events that have been included in the financial statements or tax returns. A valuation allowance is recognized to reduce the net deferred tax asset to an amount that is more likely than not to be realized.

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

Comprehensive Loss
Comprehensive loss is defined as all changes in stockholders’ equity, exclusive of transactions with owners, such as capital investments. Comprehensive loss includes net loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. For the cumulative period from Inception (June 19, 2006) to September 30, 2008, the Company’s comprehensive loss was the same as its net loss.

Stock-Based Compensation
Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, using the modified prospective application transition method. Under this transition approach, the fair value method is used to recognize compensation cost for the unvested portion of awards granted, modified, or settled in fiscal years beginning the effective date, which remain unvested, as well as for new awards. Since its inception, the Company has not granted any stock-based compensation awards to its employees. As there were no unvested stock-based awards outstanding as of January 1, 2006, the adoption of SFAS 123(R) did not have an impact on the Company’s financial position or results of operations. There were no stock-based awards issued during the cumulative period from Inception (June 19, 2006) to September 30, 2008.

Recently Issued Accounting Pronouncements
In May 2008, the Financial Accounting Standard Board ("FASB") issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles ("SFAS 162"). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS shall be effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with General Accepted Accounting Principles.

Wentworth V, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2008

The adoption of this new Statement, when effective, is not expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

3.	Stockholders’ Equity

Pursuant to its certificate of incorporation, the Company is authorized to issue up to 100,000,000 shares of common stock and 5,000,000 shares of preferred stock, each with a par value of $0.001 per share. At September 30, 2008, there were 1,312,000 shares of common stock outstanding and no shares of preferred stock issued or outstanding.

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
September 30, 2008

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

The Company is accounting for the registration rights and related penalty provisions in accordance with FASB Staff Position Emerging Issue Task Force No. 00-19-2, Accounting for Registration Payment Arrangements (“FSP EITF 00-19-2”). Accordingly, as the registration rights are only exercisable if the Company completes a business combination with a private company in a reverse merger or reverse take-over transaction, any potential penalties associated with such registration rights (that would require the Company to make future payments or otherwise transfer consideration to the Stockholders) are not currently probable or estimable and therefore no amounts have been recognized for such contingent obligations in the accompanying balance sheets or statements of operations.

Wentworth V, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2008

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

For the three months ended September 30, 2008 and 2007, the Company recognized $0 and $71, respectively, of interest expense in relation to this outstanding related party note payable. For the nine months ended September 30, 2008 and 2007, the Company recognized $123 and 71, respectively, of interest expense in relation to this outstanding related party note payable.

Management Agreement
For the period from June 19, 2006 (Inception) to December 31, 2006, Vero provided the Company with certain managerial and administrative support services at no charge. Such services were determined to be insignificant in 2006.

On January 1, 2007, the Company and Vero entered into an agreement whereby Vero will provide to the Company a broad range of managerial and administrative services for a fixed fee of $1,000 per month, for an initial period of twelve months. At the end of the initial twelve month term, the agreement will continue to remain in effect until terminated in writing by either party. For the three and nine months ended September 30, 2008 and 2007, the Company recorded $3,000 and $9,000, respectively, of managerial and administrative expenses associated with this agreement which are included as a component of general and administrative expenses in the accompanying statements of operations.

5.	Income Taxes

The tax effects of temporary differences that give rise to significant portions of the Company’s net deferred tax assets at September 30, 2008 and December 31, 2007 are as follows:

	September 30,	December 31,
	2008	2007
	(Unaudited)
Assets
Capitalized start-up expenses	$17,291	$12,042
Gross deferred tax asset	17,291	12,042
Valuation allowance	(17,291)	(12,042)
Net deferred tax asset	$-	$-

A full valuation allowance has been recorded against the Company’s deferred tax asset because, based on the weight of available evidence, it is more likely than not that such benefits will not be realized.

Wentworth V, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2008

The benefit from income taxes differs from the amount computed by applying the U.S. federal income tax rate of 15% to loss before income taxes for the cumulative period from June 19, 2006 (Inception) to September 30, 2008 and June 19, 2006 (Inception) to December 31, 2007 as follows:

	September 30,	December 31,
	2008	2007
	(Unaudited)

U.S. federal income tax benefit at statutory rate	$(17,291)	$(12,042)
Change in valuation allowance	17,291	12,042
Benefit from income taxes	$-	$-

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

Liquidity and Capital Resources

As of September 30, 2008, the Company had assets equal to $15,750, comprised exclusively of cash and cash equivalents. This compares with assets of $4,387, comprised exclusively of cash and cash equivalents, as of December 31, 2007. The Company’s current liabilities as of September 30, 2008 totaled $16,250, comprised exclusively of accrued expenses. This compares to the Company’s current liabilities as of December 31, 2007 of $34,668, comprised exclusively of accrued expenses and notes payable and accrued interest due to related parties. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the nine months ended September 30, 2008 and 2007 and for the cumulative period from June 19, 2006 (inception) to September 30, 2008:

	For the Nine months Ended September 30, 2008	For the Nine months Ended September 30, 2007	For the Cumulative Period from June 19, 2006 (Inception) to September 30, 2008
Net cash (used in) operating activities	$(35,912)	$(13,655)	$(99,025)
Net cash (used in) investing activities	$0	$0	$0
Net cash provided by financing activities	$47,275	$7,500	$114,775
Net increase (decrease) in cash	$11,363	$(6,155)	$15,750

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from June 19, 2006 (inception) to September 30, 2008. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern. The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ended September 30, 2008, the Company had a net loss of $7,702, comprised of (a) legal, accounting, audit and other professional service fees of $3,952 incurred in relation to the filing of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2008 in July of 2008, (b) management fees of $3,000 incurred in relation to a broad range of managerial and administrative services provided by Vero Management, LLC (“Vero”) and (c) transfer agent fees of $750. This compares with a net loss of $7,427 for the three months ended September 30, 2007, comprised of (a) legal, accounting, audit and other professional service fees of $4,356 incurred in relation to the filing of the Company’s Quarterly Report on Form 10-QSB for the period ended June 30, 2007 in August of 2007, (b) management fees of $3,000 incurred in relation to a broad range of managerial and administrative services provided by Vero and (c) interest expense of $71.

For the nine months ended September 30, 2008, the Company had a net loss of $34,994, comprised of (a) legal, accounting, audit and other professional service fees of $23,002 incurred in relation to the Company’s private placement offering of its common stock, par value $0.001 per share (the “Common Stock”) that occurred in February of 2008, the filing of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007 in March of 2008, Quarterly Report on Form 10-Q for the period ended March 31, 2008 in April of 2008 and Quarterly Report on Form 10-Q for the period ended June 30, 2008 in July of 2008, (b) management fees of $9,000 incurred in relation to a broad range of managerial and administrative services provided by Vero, (c) interest expense of $123, (d) transfer agent fees of $2,400 and (e) miscellaneous expense of $469. This compares with a net loss of $30,558 for the nine months ended September 30, 2007, comprised of (a) legal, accounting, audit and other professional service fees of $21,168 incurred in relation to the filing of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006 in March of 2007, Quarterly Report on Form 10-QSB for the period ended March 31, 2007 in May of 2007 and Quarterly Report on Form 10-QSB for the period ended June 30, 2007 in August of 2007, (b) management fees of $9,000 incurred in relation to a broad range of managerial and administrative services provided by Vero, (c) other miscellaneous operating expenses of $319 and (d) interest expense of $71.

For the cumulative period from June 19, 2006 (inception) to September 30, 2008, the Company had a net loss of $115,275, comprised primarily of legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10-SB in August of 2006, the filing of the Company’s Quarterly Reports on Form 10-QSB and Form 10-Q, the filing of the Company’s Annual Reports on Form 10-KSB and the Company’s private placement offering of its Common Stock in February of 2008.

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

As of September 30, 2008, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2008 that have materially affected or are reasonably likely to materially affect our internal controls.

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

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

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

Dated: October 30, 2008	WENTWORTH V, INC.

	By:	/s/ Kevin R. Keating
Kevin R. Keating
President, Secretary and Director